Form 10-Q
period 2026-02-28
Mira Qon Corp
filed 2026-04-08
CIK 2097953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended		February 28, 2026
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:		333-292161

MIRA QON CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming		38-4359188
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11312 E 44th St Unit #120, Kansas City, MO		64133
(Address of principal executive offices)		(Zip Code)

Tel: + 1-863-485-7243
Email: admin@miraqon.com
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check оne).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 8, 2026, there were 3,240,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of Mira Qon Corporation (the “Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

MIRA QON CORPORATION

BALANCE SHEETS

As of February 28, 2026 (Unaudited) and August 31, 2025

	February 28,	August 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$314	$830
Prepaid Expense	-	32,325
Total Current Assets	314	33,155

Intangible Assets, Net	60,889	-

Total Assets	$61,203	$33,155

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$8,980
Amounts Due to Related Parties	88,263	15,389
Total Current Liabilities	88,263	24,369
Total Liabilities	88,263	24,369

SHAREHOLDER’S EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding as of February 28, 2026 and August 31, 2025	3,000	3,000
Additional Paid-in Capital	6,000	6,000
Accumulated Deficit	(36,060)	(214)
Total Shareholder’s Equity (Deficit)	(27,060)	8,786
Total Liabilities and Shareholder’s Equity (Deficit)	$61,203	$33,155

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2026 and 2025 (Unaudited)

	For the three months ended February 28, 2026	For the three months ended February 28, 2025	For the six months ended February 28, 2026	For the six months ended February 28, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Amortization	3,002	-	4,316	-
General and Administrative	17,343	-	32,530	-
Total Operating Expenses	20,345	-	35,846	-

Loss Before Income Taxes	(20,345)	-	(35,846)	-

Income Tax Expense	-	-	-	-

Net Loss	(20,345)	-	(35,846)	-

Comprehensive Loss	$(20,345)	$-	$(35,846)	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,000,000	-	3,000,000	-
Loss Per Share: Basic and Diluted	$(0.01)	$-	$(0.01)	$-

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

For the three and six months ended February 28, 2026 and 2025 (Unaudited)

	Commons Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholder’s Equity (Deficit)
Balance as of	Shares	Amount
November 30, 2024	-	$-	$-	$-	$-
Net Income (Loss)	-	-	-	-	-
February 28, 2025	-	$-	$-	$-	$-

November 30, 2025	3,000,000	$3,000	$6,000	$(15,715)	$(6,715)
Net Loss	-	-	-	(20,345)	(20,345)
February 28, 2026	3,000,000	$3,000	$6,000	$(36,060)	$(27,060)

August 31, 2024	-	$-	$-	$-	$-
Net Income (Loss)	-	-	-	-	-
February 28, 2025	-	$-	$-	$-	$-

August 31, 2025	3,000,000	$3,000	$6,000	$(214)	$8,786
Net Loss	-	-	-	(35,846)	(35,846)
February 28, 2026	3,000,000	$3,000	$6,000	$(36,060)	$(27,060)

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2026 and 2025 (Unaudited)

	For the six months ended February 28, 2026	For the six months ended February 28, 2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(35,846)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	4,316	-
Changes in operating assets and liabilities:
Prepaid Expense	32,325	-
Accounts Payable	(8,980)	-
Net cash provided by (used in) operating activities	(8,185)	-

Cash Flows from Investing Activities:
Intangible Assets	(65,205)	-
Net cash provided by investing activities	(65,205)	-

Cash Flows from Financing Activities:
Amounts Due to Related Parties	72,874	-
Net cash provided by financing activities	72,874	-

Net increase (decrease) in cash for the period	(516)	-
Cash and Cash Equivalents at the beginning of the period	830	-
Cash and Cash Equivalents at the end of the period	$314	$-

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the six months ended February 28, 2026 and 2025 (Unaudited)

Note 1 – Business Organization and Nature of Operations

Mira Qon Corporation (“Company”) was incorporated on June 16, 2025, under the laws of Wyoming. The Company develops and operates an online service providing real-time pricing information for construction materials across the United States. Mira Qon is designed to serve contractors, developers, architects, procurement teams, and software developers by delivering accurate, up-to-date material cost data by state and ZIP code.

At the time, the Company’s website is operational as an informational resource (accessible at https://miraqon.com). The Mira Qon core application programming interface (“API”), which provides real-time pricing data, was completed on February 3, 2026, and has been deployed on the website, where it is commercially available to users (accessible at https://prices.miraqon.com).

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from June 16, 2025 (Inception) through August 31, 2025, and the related notes. The statements of operations for the six months ended February 28, 2026, are not necessarily indicative of the results to be expected for the year ended August 31, 2026, or for any other future annual or interim period.

(b) Fiscal Year-End

The Company elected August 31 as its fiscal year ending date.

(c) Use of Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of expenses during the reported period. These assumptions and estimates could have a material effect on the financial statements. Actual results may differ materially from those estimates. The Company’s management periodically reviews estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause the Company to revise these estimates. Actual results may differ from these estimates.

(d) Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, demand deposits and short-term investments with original maturities of three months or less when purchased.

As of February 28, 2026, the Company’s cash and cash equivalents consisted of $314.

(e) Prepaid Expenses

As of February 28, 2026 and August 31, 2025, the Company had $0 and $32,325 in prepaid expenses, respectively. The Company’s prepaid expenses as of August 31, 2025, consisted primarily of payments made to a developer for website development services which were rendered in September 2025.

(f) Intangible Assets

The Company applies the guidance of Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other”. Definite-lived intangible assets include developed technologies, website development costs, non-compete agreements, customer-related intangible assets, patents, trademarks, and trade names. These assets are amortized over their estimated useful lives, generally using the straight-line method. Indefinite-lived intangible assets primarily consist of domain names owned by the Company.

Amortization begins in the month following the date an asset is placed in service. Costs incurred to renew or extend the useful life of an intangible asset are expensed as incurred.

(g) Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

(h) Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.

The Company has entered into no contractual commitments as of February 28, 2026 and was not subject to any legal proceedings during the period from June 16, 2025 (inception) to February 28, 2026.

(i) Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 606, “Revenue Recognition”.

As of February 28, 2026, the Company has not generated any revenue.

(j) Income Taxes

The Company accounts for income taxes under ASC 740. ASC 740 considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate is recognized as income or expense in the period that includes the enactment date of that rate.

As of February 28, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

(k) Net Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share under ASC subtopic 260-10, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

As of February 28, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

(l) Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to Accounting Standards Update (“ASU”) 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

(m) Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 16, 2025, the date of its inception.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit as of February 28, 2026, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Note 4 – Intangible Assets

The Company's intangible assets include website development costs.

On September 30, 2025, the Company capitalized $23,655 in website development costs. These costs are being amortized on a straight-line basis over their estimated useful life of three years. For the six months ended February 28, 2026, the Company recognized amortization expense of $3,285.

On February 3, 2026, the Company capitalized $41,550 in software development costs. These costs are being amortized on a straight-line basis over their estimated useful life of three years. For the six months ended February 28, 2026, the Company recognized amortization expense of $1,031.

As of February 28, 2026, the Company’s intangible assets were detailed as follows:

February 28, 2026
Website Development Costs	$65,205
Accumulated Amortization	4,316
Total	$60,889

As of February 28, 2026, expected amortization expense for intangible assets was as follows:

Fiscal Year End	Expected Amortization Expense
August 31, 2026 (remaining)	$10,868
August 31, 2027	$21,735
August 31, 2028	$21,735
August 31, 2029	$6,551

Note 5 – Related Parties Transactions

The table below sets forth the related parties and their relationships with the Company as of February 28, 2026:

Name of related parties	Relationship with the Company
Lauro Roldan Cruz Membreno	President, Director, Controlling shareholder

(a) Founder Shares

On August 7, 2025, the Company issued 3,000,000 common shares at $0.003 per share to its sole director and President, Lauro Roldan Cruz Membreno. The Company received net proceeds of $9,000 in payment of the shares.

(b) Related Party Loans

The amounts due to related parties are as follows:

	February 28, 2026	August 31, 2025
Lauro Roldan Cruz Membreno	$88,263	$15,389

Amounts due to the Company’s President represent advances made to the Company for operational purposes. As of February 28, 2026, Lauro Roldan Cruz Membreno has loaned to the Company $88,263, of which $72,874 was advanced to the Company during the six months ended February 28, 2026. As of August 31, 2025, Lauro Roldan Cruz Membreno has loaned to the Company $15,389, of which $15,389 was advanced to the Company for the period from June 16, 2025 (inception) through August 31, 2025.

Note 6 – Shareholder’s Equity

(a) Authorized Shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

(b) Common Shares

On August 7, 2025, the Company issued 3,000,000 shares of common stock to its sole director and President, Lauro Roldan Cruz Membreno, for cash proceeds of $9,000 at $0.003 per share.

There were 3,000,000 shares of common stock issued and outstanding as of February 28, 2026 and August 31, 2025.

Note 7 – Segment Information

The Company operates as a single operating segment. The chief operating decision maker is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after February 28, 2026, the balance sheet date, up to April 8, 2026, the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements, except as described below.

Subsequent to February 28, 2026, the Company issued 240,000 shares of common stock for cash proceeds of $5,400 at $0.0225 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

General

Mira Qon Corporation (the “Company” or “Mira Qon”) is a development-stage technology company incorporated in Wyoming on June 16, 2025. The Company develops and operates an online service providing real-time pricing information for construction materials across the United States. Mira Qon is designed to serve contractors, developers, architects, procurement teams, and software developers by delivering accurate, up-to-date material cost data by state and ZIP code.

The Company’s website is operational as an informational resource (accessible at https://miraqon.com). The Mira Qon core application programming interface (“API”), which provides real-time pricing data, was completed on February 3, 2026, and has since been deployed on the Company’s website, where it is currently commercially available to users (accessible at https://prices.miraqon.com).

Mira Qon is a newly established service that operates an informational website and offers a fully launched API for real-time construction materials pricing accessible through the Company’s website. Pricing data is updated periodically as new market information becomes available, and the Company regularly refreshes its database to maintain commercially relevant and current pricing insights for users.

The service organizes materials pricing through category-based segmentation and filtering tools. As of the date of this filing, users are able to filter materials across the following categories: Structural; Lumber & Wood Panels; Metal Framing; Insulation; Roofing; Interior Finishes; Fasteners & Adhesives; Plumbing; Electrical; Site & Temporary; Doors; Windows & Exterior.

This categorization framework is designed to support efficient navigation, project cost estimation, and procurement planning across multiple construction disciplines. The service is designed to provide contractors, developers, architects, and procurement teams with accurate, state-specific pricing data for construction materials, enabling more informed budgeting and procurement decisions.

Services and Product Offering

The Mira Qon service is designed to serve as a comprehensive digital solution for obtaining, comparing, and integrating real-time construction material pricing data across the United States. The service aims to bridge a critical information gap between suppliers, contractors, and developers by providing structured, continuously updated market data accessible through both a web interface and an API.

Mira Qon provides its clients with the following core functionalities and data access tools:

1.	Real-Time Material Pricing Database

The Company’s central service offers users instant access to pricing information for an initial catalog up to 100 construction materials, searchable by ZIP code, state, or material. Each data entry includes:

o	The interactive charts of price range for the material, from the lowest to the highest observed market price;
o	The ability to calculate the total cost of materials using an integrated calculator, taking into account the required quantity, unit type, and an applicable waste factor.

2.	API Integration Option

The Mira Qon API provides data in a simple, standardized format that can easily connect with many third-party software tools, such as:

o	Customer Relationship Management (“CRM”) systems, for managing vendor relationships and supplier data.
o	Enterprise Resource Planning (“ERP”) systems, allowing automated procurement and budgeting workflows.
o	Construction Management and Estimating Software, enabling project managers to pull live pricing directly into cost models and material schedules.
The API is intended to include tiered access keys and query rate limits allowing flexible implementation for both small contractors and large enterprise users.

3.	Analytical and Visualization Tools

Future versions of the service are planned to include pricing trend analysis and visualization tools, offering:

o	Comparison dashboards to assess historical versus current pricing.
o	Predictive analytics modules utilizing machine learning for material cost forecasting.
These analytics will help users identify purchasing opportunities, negotiate contracts more effectively, and plan long-term budgets with greater accuracy.

4.	Data Verification and Quality Control

The Company plans to implement multi-layered data validation procedures, combining automated data collection algorithms with manual review processes to maintain accuracy. These systems are designed to:

o	Filter out outdated or inconsistent pricing.
o	Identify anomalies using rule-based and AI-driven consistency checks.
o	Update the database at defined intervals, with time stamps indicating the freshness of each dataset.

Target Market

Mira Qon targets a broad spectrum of participants within the construction and development ecosystem who rely on timely and accurate pricing information for operational decision-making. The Company’s target customer segments include:

•	Construction Companies: For material budgeting, procurement planning, and cost comparisons across multiple suppliers and regions.
•	Developers and Real Estate Firms: To estimate project costs, assess regional price variations, and optimize construction budgets for residential, commercial, and infrastructure projects.
•	Software Developers: For embedding the Mira Qon API into existing or new construction, procurement, or financial applications, enabling real-time data integration for end users.
•	Architects and Project Planners: For early-stage cost estimation and feasibility studies requiring reliable and localized material pricing.
•	E-commerce and Procurement Platforms: To display dynamic, live material pricing to customers, enhancing transparency and competitiveness.

The Company believes this diverse client base represents a substantial market opportunity given the construction industry’s growing reliance on digital tools and data-driven procurement processes. Mira Qon’s service is designed to meet the operational and analytical needs of both small contractors and enterprise-level organizations seeking cost efficiency and transparency in material sourcing.

Customer Benefits and Use Cases

Mira Qon is intended to benefit multiple sectors of the construction and development industry by improving cost visibility and operational efficiency. Key benefits include:

•	For Contractors: Rapid cost assessment and access to the most competitive supplier prices in a certain region.
•	For Developers and Architects: Accurate early-stage cost estimation and project feasibility analysis based on live material costs.
•	For Procurement Departments: Streamlined decision-making through consolidated supplier data and historical pricing records.
•	For Software Developers: Ability to integrate live pricing feeds into third-party construction or financial applications, expanding functionality for end-users.
•	For Financial Analysts and Insurers: Access to material cost data as a factor in project valuation and risk assessment.

By providing real-time, localized, and structured data, Mira Qon intends to reduce inefficiencies associated with outdated price lists, manual data entry, and inconsistent supplier communication.

Business Model

Mira Qon intends to generate revenue through a tiered subscription model and enterprise solutions:

•	Free Tier: Access for up to 100 API requests per month.
•	Paid Subscriptions: Monthly plans providing increased access and additional features, which are publicly available on the Company’s website.
•	Custom Enterprise Solutions: Tailored data packages, API integration support, and enhanced analytics for large-scale clients.

Future Development Roadmap

In subsequent development phases, the Company plans to broaden its service offerings through:

1.	Database Expansion: Grow the catalog of tracked materials to 2,000+ items.
2.	Seasonality Adjustments: Implement dynamic pricing adjustments for seasonal materials (e.g., insulation, roofing, finishing materials), incorporating historical weather patterns and regional construction activity.
3.	Cost Estimation Enhancements: Introduce total cost calculations incorporating material volume, unit type, logistics, and bulk discounts.
4.	Advanced Analytics: Implement forecasting and demand-driven pricing models leveraging historical and real-time market data.

Competitive Strengths

Mira Qon believes it possesses several competitive strengths that may support its growth and differentiation in the construction data technology market. While the Company is in the development stage and has not commenced revenue-generating operations, management considers the following factors to be important competitive advantages:

1. Focus on Real-Time, Location-Specific Pricing Data

The Company’s service delivers dynamic pricing information for construction materials at the state and ZIP-code level. Traditional procurement channels and existing online tools often rely on static or outdated price lists, which may not reflect regional variations or sudden market changes. By providing real-time, localized data, Mira Qon offers a more accurate and actionable decision-support tool for contractors, developers, and procurement teams.

2. Broad Supplier Coverage and Data Aggregation Capabilities

The Company aggregates pricing from national retail chains, regional distributors, and local suppliers. This multi-source approach is intended to provide users with a comprehensive view of available material costs. The director believes that broader supplier coverage may enhance transparency, improve pricing accuracy, and support more competitive purchasing decisions.

3. API-First Architecture Designed for Integration

Mira Qon has been developed with an API format, enabling integration into customer relationship management (CRM) systems, enterprise resource planning (ERP) platforms, construction estimating tools, procurement software, and custom enterprise workflows. This API-first approach allows customers to embed Mira Qon’s pricing data directly into their internal systems, increasing usability and reducing manual data entry.

4. Scalable Data Infrastructure

The Company’s architecture is designed to accommodate continual expansion of its materials database, additional geographic markets, and seasonal pricing adjustments. This scalable design allows Mira Qon to grow in parallel with industry demand and incorporate new data feeds without significant disruption to the service.

5. Targeted Market Positioning in an Underserved Niche

While multiple procurement and construction management tools exist, few platforms provide centralized, real-time pricing across suppliers and regions. The director believes that market fragmentation, inconsistent price transparency, and increasing cost volatility create a meaningful opportunity for a unified platform such as Mira Qon.

6. Anticipated Benefits to Multiple Industry Segments

The Company’s intended use cases extend beyond contractors and developers to include architects, financial analysts, insurers, e-commerce platforms, and software developers. This diversified applicability may help broaden potential demand and reduce reliance on any single market segment.

7. Planned International and Industry Expansion

The Company’s roadmap includes the introduction of advanced data analytics, forecasting tools, and cost-estimation features to enhance the core service and provide additional value to customers. These strategic initiatives may position Mira Qon for long-term growth within the U.S. market.

Competitive Landscape

The market for construction material pricing data and related software is fragmented, comprising traditional procurement channels, national suppliers, and emerging digital tools. Existing solutions typically provide static pricing, limited geographic coverage, or partial integration with software platforms. Mira Qon differentiates itself by providing a comprehensive, real-time API, state-specific pricing data, and integration capabilities for ERP and CRM systems, which are currently available to users.

Regulatory Considerations

The Company’s operations are subject to federal, state, and local regulations applicable to online data services and construction-related information dissemination. Mira Qon intends to comply with all applicable legal requirements prior to commercial launch.

Employees

We are a development stage Company and currently have no employees. Our board of directors consists of Lauro Roldan Cruz Membreno, who also serves as our President, Treasurer, Secretary, Principal Executive, Financial and Accounting Officer.

Offices

Our primary mailing address at 11312 E 44th St Unit #120 Kansas City, MO 64133, which provides mail forwarding services. The Company’s business operations are conducted virtually, with management overseeing operations from Spain.

We can be reached via phone at + 18634857243.

RESULTS OF OPERATIONS

For the Three Months Ended February 28, 2026 and 2025:

Revenues

We have generated no revenues for the three months ended February 28, 2026 and 2025.

Operating expenses

Total operating expenses for the three-month period ended February 28, 2026 were $20,345 compared to $0 for the three-month period ended February 28, 2025. The operating expenses for the three months ended February 28, 2026 and 2025 included Amortization Expense of $3,002 and $0; and General and Administrative expenses of $17,343 and $0, respectively. As the Company had not yet been incorporated during the three-month period ended February 28, 2025, no operating expenses were incurred in that period. Total operating expenses increased by $20,345, representing a 100% increase from the three-month period ended February 28, 2025 to the same period in 2026.

Net Losses

Our net loss for the three-month period ended February 28, 2026 and 2025, was $20,345 and $0 respectively. The increase in net loss was primarily attributable to the fact that the Company was incorporated in June 2025 and, accordingly, had no comparable operations or expenses in the prior-year period. As a result, the change represents an increase in net loss of $20,345, or approximately 100% year-over-year.

For the Six Months Ended February 28, 2026 and 2025:

Revenues

We have generated no revenues for the six months ended February 28, 2026 and 2025.

Operating expenses

Total operating expenses for the six-month period ended February 28, 2026 were $35,846 compared to $0 for the six-month period ended February 28, 2025. The operating expenses for the six months ended February 28, 2026 and 2025 included Amortization Expense of $4,316 and $0; and General and Administrative expenses of $32,530 and $0, respectively. As the Company had not yet been incorporated during the six-month period ended February 28, 2025, no operating expenses were incurred in that period. Total operating expenses increased by $35,846, representing a 100% increase from the six-month period ended February 28, 2025 to the same period in 2026.

Net Losses

Our net loss for the six-month period ended February 28, 2026 and 2025, was $35,846 and $0 respectively. The increase in net loss was primarily attributable to the fact that the Company was incorporated in June 2025 and, accordingly, had no comparable operations or expenses in the prior-year period. As a result, the change represents an increase in net loss of $35,846, or approximately 100% year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2026, our total assets were $61,203 comprised of cash of $314 and intangible assets of $60,889. Our total liabilities were $88,263 comprised of related party loans.

As of August 31, 2025, our total assets were $33,155 comprised of cash of $830 and prepaid expenses of $32,325. Our total liabilities were $24,369 comprised of accounts payable of $8,980 and related party loans of $15,389.

Shareholder’s equity (deficit) has decreased from $8,786 as of August 31, 2025, to $(27,060) as of February 28, 2026.

	Six months ended February 28,	Six months ended February 28,
	2026 (Unaudited)	2025 (Unaudited)
Net cash provided by (used in) operating activities	$(8,185)	$-
Net cash provided by investing activities	(65,205)	-
Net cash provided by financing activities	72,874	-
Net increase (decrease) in cash for the period	$(516)	$-

Net cash flows used in operating activities for the six months ended February 28, 2026, consisted of a net loss of $35,846, amortization of $4,316, decrease in prepaid expenses of $32,325 and accounts payable of $8,980. For the six months ended February 28, 2025, the Company had not yet been incorporated and, therefore, had no cash flows from operating activities.

During the six months ended February 28, 2026 and 2025, the Company used $65,205 and $0 of cash in investing activities, respectively. The cash outflows during the six months ended February 28, 2026, were primarily attributable to capitalized software development costs.

During the six months ended February 28, 2026 and 2025, the Company generated $72,874 and $0 of cash in financing activities. The increase in 2026 primarily reflects proceeds received from related party loans.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from the offering and implemented our plan of operations. Our only source for cash at this time is investments by others in the offering and funds from Lauro Roldan Cruz Membreno, our Director. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending February 28, 2026, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRA QON CORPORATION

Date: April 8, 2026	By:	/s/ Lauro Roldan Cruz Membreno
Name: Lauro Roldan Cruz Membreno Title: President, Treasurer, Secretary and Director(Principal Executive, Financial and Accounting Officer)