Form 10-Q
period 2026-05-31
Mira Qon Corp
filed 2026-07-06
CIK 2097953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended		May 31, 2026
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number:		333-292161

MIRA QON CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming		38-4359188
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11312 E 44th St Unit #120, Kansas City, MO		64133
(Address of principal executive offices)		(Zip Code)

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

As of July of 6, 2026, there were 5,230,00 shares outstanding of the registrant’s common stock.

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

MIRA QON CORPORATION

BALANCE SHEETS

As of May 31, 2026 (Unaudited) and August 31, 2025

	May 31, 2026	August 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,066	$830
Prepaid Expense	17,970	32,325
Total Current Assets	23,036	33,155

Intangible Assets, Net	55,455	-

Total Assets	$78,491	$33,155

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$8,980
Amounts Due to Related Parties	88,263	15,389
Deferred Revenue	4,403	-
Total Current Liabilities	92,666	24,369
Total Liabilities	92,666	24,369

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 4,052,000 and 3,000,000 shares issued and outstanding as of May 31, 2026 and August 31, 2025	4,052	3,000
Additional Paid-in Capital	28,618	6,000
Accumulated Deficit	(46,845)	(214)
Total Shareholders’ Equity (Deficit)	(14,175)	8,786
Total Liabilities and Shareholders’ Equity (Deficit)	$78,491	$33,155

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2026 and 2025 (Unaudited)

	For the three months ended May 31, 2026	For the three months ended May 31, 2025	For the nine months ended May 31, 2026	For the nine months ended May 31, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$697	$-	$697	$-

OPERATING EXPENSES:
Amortization	5,434	-	9,750	-
General and Administrative	6,048	-	37,578	-
Total Operating Expenses	11,482	-	47,328	-

Loss Before Income Taxes	(10,785)	-	(46,631)	-

Income Tax Expense	-	-	-	-

Net Loss	(10,785)	-	(46,631)	-

Comprehensive Loss	$(10,785)	$-	$(46,631)	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,343,130	-	3,115,634	-
Loss Per Share: Basic and Diluted	$(0.00)	$-	$(0.01)	$-

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended May 31, 2026 and 2025 (Unaudited)

	Commons Stock		Additional Paid-In	Accumulated	Shareholders’ Equity
Balance as of	Shares	Amount	Capital	Deficit	(Deficit)
February 28, 2025	-	$-	$-	$-	$-
Net Income (Loss)	-	-	-	-	-
May 31, 2025	-	$-	$-	$-	$-

February 28, 2026	3,000,000	$3,000	$6,000	$(36,060)	$(27,060)
Common Stock Issued for Cash	1,052,000	1,052	22,618		23,670
Net Loss	-	-	-	(10,785)	(10,785)
May 31, 2026	4,052,000	$4,052	$28,618	$(46,845)	$(14,175)

August 31, 2024	-	$-	$-	$-	$-
Net Income (Loss)	-	-	-	-	-
May 31, 2025	-	$-	$-	$-	$-

August 31, 2025	3,000,000	$3,000	$6,000	$(214)	$8,786
Common Stock Issued for Cash	1,052,000	1,052	22,618		23,670
Net Loss	-	-	-	(46,631)	(46,631)
May 31, 2026	4,052,000	$4,052	$28,618	$(46,845)	$(14,175)

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2026 and 2025 (Unaudited)

	For the nine months ended May 31, 2026	For the nine months ended May 31, 2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(46,631)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	9,750	-
Changes in operating assets and liabilities:
Prepaid Expense	14,355	-
Accounts Payable	(8,980)	-
Deferred Revenue	4,403	-
Net cash used in operating activities	(27,103)	-

Cash Flows from Investing Activities:
Intangible Assets	(65,205)	-
Net cash used in investing activities	(65,205)	-

Cash Flows from Financing Activities:
Amounts Due to Related Parties	72,874	-
Proceeds from Issuance of Common Stock	23,670	-
Net cash provided by financing activities	96,544	-

Net increase (decrease) in cash for the period	4,236	-
Cash and Cash Equivalents at the beginning of the period	830	-
Cash and Cash Equivalents at the end of the period	$5,066	$-

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

MIRA QON CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the nine months ended May 31, 2026 and 2025 (Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from June 16, 2025 (Inception) through August 31, 2025, and the related notes. The statements of operations for the nine months ended May 31, 2026, are not necessarily indicative of the results to be expected for the year ended August 31, 2026, or for any other future annual or interim period.

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

As of May 31, 2026, the Company’s cash and cash equivalents consisted of $5,066.

(e) Prepaid Expenses

As of May 31, 2026 and August 31, 2025, the Company had $17,970 and $32,325 in prepaid expenses, respectively. The Company’s prepaid expenses as of May 31, 2026, consisted primarily of payments for marketing services and server lease. The Company’s prepaid expenses as of August 31, 2025, consisted primarily of payments made to a developer for website development services which were rendered in September 2025.

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

The Company has entered into no contractual commitments as of May 31, 2026 and was not subject to any legal proceedings during the period from June 16, 2025 (inception) to May 31, 2026.

(i) Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 606, “Revenue Recognition”.

As of May 31, 2026, the Company generated revenue of $697.

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

As of May 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of May 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

As reflected in the financial statements, the Company had an accumulated deficit as of May 31, 2026, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds through an ongoing public offering and other potential financing activities. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Note 4 – Intangible Assets

The Company's intangible assets include website and software development costs.

On September 30, 2025, the Company capitalized $23,655 in website development costs. These costs are being amortized on a straight-line basis over their estimated useful life of three years. For the nine months ended May 31, 2026, the Company recognized amortization expense of $5,257.

On February 3, 2026, the Company capitalized $41,550 in software development costs. These costs are being amortized on a straight-line basis over their estimated useful life of three years. For the nine months ended May 31, 2026, the Company recognized amortization expense of $4,493.

As of May 31, 2026, the Company’s intangible assets were detailed as follows:

May 31, 2026
Website Development Costs	$65,205
Accumulated Amortization	9,750
Total	$55,455

As of May 31, 2026, expected amortization expense for intangible assets was as follows:

Fiscal Year End	Expected Amortization Expense
August 31, 2026 (remaining)	$5,434
August 31, 2027	$21,735
August 31, 2028	$21,735
August 31, 2029	$6,551

Note 5 – Related Parties Transactions

The table below sets forth the related parties and their relationships with the Company as of May 31, 2026:

Name of related parties	Relationship with the Company
Lauro Roldan Cruz Membreno	President, Director, Controlling shareholder

(a) Founder Shares

On August 7, 2025, the Company issued 3,000,000 common shares at $0.003 per share to its sole director and President, Lauro Roldan Cruz Membreno. The Company received net proceeds of $9,000 in payment of the shares.

(b) Related Party Loans

The amounts due to related parties are as follows:

	May 31, 2026	August 31, 2025
Lauro Roldan Cruz Membreno	$88,263	$15,389

Amounts due to the Company’s President represent advances made to the Company for operational purposes. As of May 31, 2026, Lauro Roldan Cruz Membreno has loaned to the Company $88,263, of which $72,874 was advanced to the Company during the nine months ended May 31, 2026. As of August 31, 2025, Lauro Roldan Cruz Membreno has loaned to the Company $15,389, of which $15,389 was advanced to the Company for the period from June 16, 2025 (inception) through August 31, 2025.

Note 6 – Shareholders’ Equity

(a) Authorized Shares

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

(b) Common Shares

On August 7, 2025, the Company issued 3,000,000 shares of common stock to its sole director and President, Lauro Roldan Cruz Membreno, for cash proceeds of $9,000 at $0.003 per share.

In March 2026 the Company issued 88,000 shares of common stock for cash proceeds of $1,980 at $0.0225 per share.

In April 2026 the Company issued 480,000 shares of common stock for cash proceeds of $10,800 at $0.0225 per share.

In May 2026 the Company issued 484,000 shares of common stock for cash proceeds of $10,890 at $0.0225 per share.

There were 4,052,000 and 3,000,000 shares of common stock issued and outstanding as of May 31, 2026 and August 31, 2025, respectively.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after May 31, 2026, the balance sheet date, up to July 6, 2026, the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements, except as described below.

Subsequent to May 31, 2026, the Company issued 1,178,000 shares of common stock for cash proceeds of $26,505 at $0.0225 per share.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2026 and 2025:

Revenues

For the three months ended May 31, 2026, the Company generated revenue of $697 compared to $0 for the three months ended May 31, 2025.

Operating expenses

Total operating expenses for the three-month period ended May 31, 2026 were $11,482 compared to $0 for the three-month period ended May 31, 2025. The operating expenses for the three months ended May 31, 2026 and 2025 included Amortization Expense of $5,434 and $0; and General and Administrative expenses of $6,048 and $0, respectively. As the Company had not yet been incorporated during the three-month period ended May 31, 2025, no operating expenses were incurred in that period. Total operating expenses increased by $11,482, representing a 100% increase from the three-month period ended May 31, 2025 to the same period in 2026.

Net Losses

Our net loss for the three-month period ended May 31, 2026 and 2025, was $10,785 and $0 respectively. The increase in net loss was primarily attributable to the fact that the Company was incorporated in June 2025 and, accordingly, had no comparable operations or expenses in the prior-year period. As a result, the change represents an increase in net loss of $10,785, or approximately 100% year-over-year.

For the Nine Months Ended May 31, 2026 and 2025:

Revenues

For the nine months ended May 31, 2026, the Company generated revenue of $697 compared to $0 for the nine months ended May 31, 2025.

Operating expenses

Total operating expenses for the nine-month period ended May 31, 2026 were $47,328 compared to $0 for the nine-month period ended May 31, 2025. The operating expenses for the nine months ended May 31, 2026 and 2025 included Amortization Expense of $9,750 and $0; and General and Administrative expenses of $37,578 and $0, respectively. As the Company had not yet been incorporated during the nine-month period ended May 31, 2025, no operating expenses were incurred in that period. Total operating expenses increased by $47,328, representing a 100% increase from the nine-month period ended May 31, 2025 to the same period in 2026.

Net Losses

Our net loss for the nine-month period ended May 31, 2026 and 2025, was $46,631 and $0 respectively. The increase in net loss was primarily attributable to the fact that the Company was incorporated in June 2025 and, accordingly, had no comparable operations or expenses in the prior-year period. As a result, the change represents an increase in net loss of $46,631, or approximately 100% year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2026, our total assets were $78,491 comprised of cash of $5,066, prepaid expenses of $17,970 and intangible assets of $55,455. Our total liabilities were $92,666 comprised of related party loans of $88,263 and deferred revenue of $4,403.

As of August 31, 2025, our total assets were $33,155 comprised of cash of $830 and prepaid expenses of $32,325. Our total liabilities were $24,369 comprised of accounts payable of $8,980 and related party loans of $15,389.

Shareholders’ equity (deficit) has decreased from $8,786 as of August 31, 2025, to $(14,175) as of May 31, 2026.

	Nine months ended May 31,	Nine months ended May 31,
	2026 (Unaudited)	2025 (Unaudited)
Net cash used in operating activities	$(27,103)	$-
Net cash used in investing activities	(65,205)	-
Net cash provided by financing activities	96,544	-
Net increase (decrease) in cash for the period	$4,236	$-

Net cash flows used in operating activities for the nine months ended May 31, 2026, consisted of a net loss of $46,631, amortization of $9,750, decrease in prepaid expenses of $14,355 and accounts payable of $8,980 increase in deferred revenue of $4,403. For the nine months ended May 31, 2025, the Company had not yet been incorporated and, therefore, had no cash flows from operating activities.

During the nine months ended May 31, 2026 and 2025, the Company used $65,205 and $0 of cash in investing activities, respectively. The cash outflows during the nine months ended May 31, 2026, were primarily attributable to capitalized software development costs.

During the nine months ended May 31, 2026 and 2025, the Company generated $96,544 and $0 of cash in financing activities. The increase in 2026 primarily reflects proceeds received from issuance of common stock ($23,670) and related party loans ($72,874).

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending May 31, 2026, there were no pending or threatened legal actions against us.

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

MIRA QON CORPORATION

Date: July 6, 2026	By:	/s/ Lauro Roldan Cruz Membreno
Name: Lauro Roldan Cruz Membreno Title: President, Treasurer, Secretary and Director(Principal Executive, Financial and Accounting Officer)