Form 10-K
period 2026-08-31
Mira Qon Corp
filed 2026-10-30
CIK 2097953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	August 31, 2026
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-292161

MIRA QON CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	38-4359188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/ de Carles Cervera, 14, L'Eixample, Valencia, Valencia, Spain	46006
(Address of principal executive offices)	(Zip Code)

Tel: + 1-863-485-7243
Email: admin@miraqon.com
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 30, 2026, there was 0 established public trading market for the Company’s common stock.

As of October 30, 2026, there were 5,312,000 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, operating expenses, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

General

Mira Qon Corporation (the “Company” or “Mira Qon”) is an early-stage technology company incorporated in Wyoming on June 16, 2025. The Company develops and operates an online service providing real-time pricing information for construction materials across the United States. Mira Qon is designed to serve contractors, developers, architects, procurement teams, and software developers by delivering accurate, up-to-date material cost data by state and ZIP code.

The Company’s website is operational as an informational resource (accessible at https://miraqon.com). The Mira Qon core application programming interface (“API”), which provides real-time pricing data, was completed on February 3, 2026, and has since been deployed on the Company’s website, where it is currently commercially available to users (accessible at https://miraqon.com/#pricing). Pricing data is updated periodically as new market information becomes available, and the Company regularly refreshes its database to maintain commercially relevant and current pricing insights for users.

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

The Company’s central service offers users instant access to pricing information for an initial catalog up to 100 construction materials, searchable by ZIP code, state, or material. The service currently includes:

o	The interactive charts of price range for the material, from the lowest to the highest observed market price;
o	The ability to calculate the total cost of materials using an integrated calculator, taking into account the required quantity, unit type, and an applicable waste factor.

2.	API Integration Option

The Mira Qon API provides data in a simple, standardized format that is designed to be integrated by customers' developers into third-party software such as, such as:

o	Customer Relationship Management (“CRM”) systems, for managing vendor relationships and supplier data.
o	Enterprise Resource Planning (“ERP”) systems, allowing automated procurement and budgeting workflows.
o	Construction Management and Estimating Software, enabling project managers to pull live pricing directly into cost models and material schedules.
The API provides access through API keys and applies query rate limits based on the customer's plan, as described under "Business Model.

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

Business Model

The Company generates revenue from access to its API through:

•	Free Tier: Access for up to 150 API requests per month.
•	Paid Subscriptions: Monthly plans providing increased access, which are publicly available on the Company's website: Standard ($500 per month; 50,000 requests per month) and Professional ($1,500 per month; 200,000 requests per month).
•	API License Agreements: Individual agreements under which customers obtain a limited, non-exclusive license to use the Company’s API technology for their own business purposes for a specified license term. License fees are generally paid upfront and vary depending on the scope and terms of the license agreement.
•	Custom Enterprise Solutions: Tailored data packages, API integration support, and enhanced analytics for large-scale clients.

Future Development Roadmap

In subsequent development phases, the Company plans to broaden its service offerings through:

1.	Database Expansion: Grow the catalog of tracked materials to 1,000+ items.
2.	Seasonality Adjustments: Implement dynamic pricing adjustments for seasonal materials (e.g., insulation, roofing, finishing materials), incorporating historical weather patterns and regional construction activity.
3.	Advanced Analytics: Implement forecasting and demand-driven pricing models leveraging historical and real-time market data.

These enhancements are planned; there is no assurance they will be completed, and they depend on additional funding

Competitive Landscape

The market for construction material pricing data and related software is fragmented, comprising traditional procurement channels, national suppliers, and emerging digital tools. Existing solutions typically provide static pricing, limited geographic coverage, or partial integration with software platforms. Mira Qon differentiates itself by providing a comprehensive, real-time API, state-specific pricing data, and an API that customers' developers can integrate with ERP, CRM and other systems.

Regulatory Considerations

The Company’s operations are subject to federal, state, and local regulations applicable to online data services and construction-related information dissemination. The Company intends to continue to comply with applicable requirements as its business develops.

Employees

We currently have no employees. Our board of directors consists of Lauro Roldan Cruz Membreno, who also serves as our President, Treasurer, Secretary, Principal Executive, Financial and Accounting Officer.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company does not maintain a dedicated information technology department, cybersecurity personnel, or a formal cybersecurity risk management program. The Company has not adopted formal written cybersecurity policies or implemented specialized cybersecurity monitoring systems.

The Company relies to a limited extent on electronic mail, cloud-based services, financial institutions, website-hosting providers, and other third-party service providers. Management considers cybersecurity risks as appropriate in connection with significant business decisions, the engagement of third-party service providers, and potential cybersecurity matters brought to its attention.

The Company’s Board of Directors oversees cybersecurity risk as part of its general oversight of business, operational, and compliance risks. The Company does not have a chief information security officer or other personnel dedicated to cybersecurity. Management reports material cybersecurity risks or incidents to the Board when identified.

As of the date of this Annual Report on Form 10-K, the Company has not experienced any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, its business strategy, results of operations, or financial condition.

Item 2.  Properties.

Our current principal address is C/ de Carles Cervera, 14, L'Eixample, 46006 Valencia, Valencia, Spain.

We can be reached via phone at + 18634857243.

Item 3.  Legal Proceedings.

From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. As of the filing of this Annual Report on Form 10-K, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows or financial position.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is not currently listed on any national securities exchange or quoted on any established over-the-counter or other public trading market.

Holders

As of August 31, 2026, according to the records of our transfer agent VStock Transfer, LLC, there were 33 holders of record of our common stock.

Dividends

We have never declared nor paid any cash dividend on our common stock. We do not currently plan to pay any dividends in the immediate future. The payment of future dividends on the common stock and the rate of such dividends, if any and when not restricted, will be determined by our board of directors in light of our results of operations, financial condition, capital requirements, and any other relevant factors.

Recent Sales of Unregistered Securities

During the fiscal year ended August 31, 2026, the Company did not sell any securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

The Company's registration statement on Form S-1 (File No. 333-292161) was declared effective by the U.S. Securities and Exchange Commission on March 9, 2026. The Company registered 4,500,000 shares of common stock at a fixed price of $0.0225 per share for a maximum aggregate offering price of $101,250. The offering commenced on March 24, 2026 and closed on July 27, 2026. In the offering, the Company sold 2,312,000 shares of common stock at $0.0225 per share, for gross proceeds of $52,020.

In March 2026 the Company issued 88,000 shares of common stock for cash proceeds of $1,980 at $0.0225 per share.

In April 2026 the Company issued 480,000 shares of common stock for cash proceeds of $10,800 at $0.0225 per share.

In May 2026 the Company issued 484,000 shares of common stock for cash proceeds of $10,890 at $0.0225 per share.

In June 2026 the Company issued 944,000 shares of common stock for cash proceeds of $21,240 at $0.0225 per share.

In July 2026 the Company issued 316,000 shares of common stock for cash proceeds of $7,110 at $0.0225 per share.

There were 5,312,000 and 3,000,000 shares of common stock issued and outstanding as of August 31, 2026 and August 31, 2025, respectively.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, technology and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such events.

RESULTS OF OPERATIONS

Results of Operations for the year ended August 31, 2026, as compared to the period from June 16, 2025 (inception) through August 31, 2025:

Revenues

For the year ended August 31, 2026, the Company generated revenue of $49,731 compared to $0 for the period from June 16, 2025 (inception) through August 31, 2025.

Operating Expenses

Total operating expenses for the year ended August 31, 2026, were $86,162 compared to $214 for the period from June 16, 2025 (inception) through August 31, 2025. The operating expenses for the year ended August 31, 2026 and the period from June 16, 2025 (inception) through August 31, 2025, included Amortization Expense of $15,433 and $0; and General and Administrative expenses of $70,729 and $214, respectively. Total operating expenses increased by $85,948, representing a 40,163% increase from the period from June 16, 2025 (inception) through August 31, 2025 to the year ended August 31, 2026. The increase in operating expenses from $214 to $86,162 was mainly because the company was newly incorporated in June 2025, so the prior-period amount reflected only minimal formation fees.

Net Losses

Our net loss for the year ended August 31, 2026 and the period from June 16, 2025 (inception) through August 31, 2025, was $36,431 and $214 respectively. The increase in net loss was primarily attributable to the fact that the Company was incorporated in June 2025 and, accordingly, had minimal expenses in the prior-year period. As a result, the change represents an increase in net loss of $36,217, or approximately 16,924% year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2026, our total assets were $117,132 comprised of prepaid expenses of $49,960 and intangible assets of $67,172. Our total liabilities were $92,757 comprised of related party loans of $88,388 and deferred revenue of $4,369.

As of August 31, 2025, our total assets were $33,155 comprised of cash of $830 and prepaid expenses of $32,325. Our total liabilities were $24,369 comprised of accounts payable of $8,980 and related party loans of $15,389.

Shareholders’ equity has increased from $8,786 as of August 31, 2025, to $24,375 as of August 31, 2026.

		For the period from
	For the year	June 16, 2025
	ended	(inception) through
	August 31,	August 31,
	2026	2025
Net cash used in operating activities	$(43,244)	$(23,559)
Net cash used in investing activities	(82,605)	-
Net cash provided by financing activities	125,019	24,389
Net increase (decrease) in cash for the period	$(830)	$830

Net cash flows used in operating activities for the year ended August 31, 2026, consisted of a net loss of $36,431, amortization of $15,433, increase in prepaid expenses of $17,635, decrease in accounts payable of $8,980 and increase in deferred revenue of $4,369. For the period from June 16, 2025 (inception) through August 31, 2025, consisted of a net loss of $214, increase in prepaid expenses of $32,325 and increase in accounts payable of $8,980.

During the year ended August 31, 2026 and the period from June 16, 2025 (inception) through August 31, 2025, the Company used $82,605 and $0 of cash in investing activities, respectively. The cash outflows during the year ended August 31, 2026, were primarily attributable to capitalized website and software development costs.

During the year ended August 31, 2026 and the period from June 16, 2025 (inception) through August 31, 2025, the Company generated $125,019 and $24,389 of cash in financing activities. Cash flows provided by financing activities for the year ended August 31, 2026, consisting of amounts due to related parties of $72,999 and proceeds from issuance of common stock of $52,020. Cash flows provided by financing activities for the period from June 16, 2025 (inception) through August 31, 2025, consisting of amounts due to related parties of $15,389 and proceeds from issuance of common stock of $9,000.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. The Company completed its offering on July 27, 2026 and raised gross proceeds of $52,020. Our only current sources of liquidity are revenue from operations and advances from our director, who has no obligation to continue funding us. We will need additional financing to operate over the next twelve months. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID #7275)	13-14

Balance Sheets as of August 31, 2026 and 2025	15

Statements of Operations for the year ended August 31, 2026, and the period from June 16, 2025 (inception) through August 31, 2025	16

Statements of Changes in Stockholders’ Equity for the year ended August 31, 2026, and the period from June 16, 2025 (inception) through August 31, 2025	17

Statements of Cash Flows for the year ended August 31, 2026, and the period from June 16, 2025 (inception) through August 31, 2025	18

Notes to the Financial Statements	19-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mira Qon Corporation

Opinion on the Financial Statements

We have audited the accompanying financial statements of Mira Qon Corporation (the “Company”), which comprise the balance sheets as of August 31, 2026 and August 31, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended August 31, 2026 and for the period from June 16, 2025 (inception) through August 31, 2025, and the related notes to the financial statements. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and August 31, 2025, and the results of its operations and its cash flows for the year ended August 31, 2026 and for the period from June 16, 2025 (inception) through August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses, experienced negative operating cash flows, and had no cash on hand as of August 31, 2026. Although the Company has commenced generating revenue, its ability to continue as a going concern remains dependent on its ability to increase revenue, manage operating expenditures, and obtain sufficient additional financing to meet its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

October 30, 2026

MIRA QON CORPORATION

BALANCE SHEETS

As of August 31, 2026 and 2025

	August 31,	August 31,
	2026	2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$830
Prepaid Expense	49,960	32,325
Total Current Assets	49,960	33,155

Intangible Assets, Net	67,172	-

Total Assets	$117,132	$33,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$8,980
Amounts Due to Related Parties	88,388	15,389
Deferred Revenue	4,369	-
Total Current Liabilities	92,757	24,369
Total Liabilities	92,757	24,369

SHAREHOLDERS’ EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized; 5,312,000 and 3,000,000 shares issued and outstanding as of August 31, 2026 and August 31, 2025	5,312	3,000
Additional Paid-in Capital	55,708	6,000
Accumulated Deficit	(36,645)	(214)
Total Shareholders’ Equity	24,375	8,786
Total Liabilities and Shareholders’ Equity	$117,132	$33,155

The accompanying notes are an integral part of these financial statements.

MIRA QON CORPORATION

STATEMENTS OF OPERATIONS

For the year ended August 31, 2026, and the period from June 16, 2025 (inception)

through August 31, 2025

		For the period
		from June 16,
	For the	2025 (inception)
	year ended	through
	August 31, 2026	August 31, 2025
REVENUE	$49,731	$-

OPERATING EXPENSES:
Amortization	15,433	-
General and Administrative	70,729	214
Total Operating Expenses	86,162	214

Loss Before Income Taxes	(36,431)	(214)

Income Tax Expense	-	-

Net Loss	(36,431)	(214)

Comprehensive Loss	$(36,431)	$(214)

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,598,027	986,842
Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MIRA QON CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended August 31, 2026, and the period from June 16, 2025 (inception)

through August 31, 2025

	Common Stock		Additional Paid-In	Accumulated	Shareholders’
Balance as of	Shares	Amount	Capital	Deficit	Equity
June 16, 2025 (inception)	-	$-	$-	$-	$-
Common Stock Issued for Cash	3,000,000	3,000	6,000	-	9,000
Net Loss	-	-	-	(214)	(214)
August 31, 2025	3,000,000	$3,000	$6,000	$(214)	$8,786

Common Stock Issued for Cash	2,312,000	2,312	49,708	-	52,020
Net Loss	-	-	-	(36,431)	(36,431)
August 31, 2026	5,312,000	$5,312	$55,708	$(36,645)	$24,375

The accompanying notes are an integral part of these financial statements.

MIRA QON CORPORATION

STATEMENTS OF CASH FLOWS

For the year ended August 31, 2026, and the period from June 16, 2025 (inception)

through August 31, 2025

		For the period
		from June 16,
	For the	2025
	year	(inception)
	ended	through
	August 31,	August 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(36,431)	$(214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	15,433	-
Changes in operating assets and liabilities:
Prepaid Expense	(17,635)	(32,325)
Accounts Payable	(8,980)	8,980
Deferred Revenue	4,369	-
Net cash used in operating activities	(43,244)	(23,559)

Cash Flows from Investing Activities:
Intangible Assets	(82,605)	-
Net cash used in investing activities	(82,605)	-

Cash Flows from Financing Activities:
Amounts Due to Related Parties	72,999	15,389
Proceeds from Issuance of Common Stock	52,020	9,000
Net cash provided by financing activities	125,019	24,389

Net increase (decrease) in cash for the period	(830)	830
Cash and Cash Equivalents at the beginning of the period	830	-
Cash and Cash Equivalents at the end of the period	$-	$830

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MIRA QON CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the year ended August 31, 2026, and the period from June 16, 2025 (inception)

through August 31, 2025

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

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

As of August 31, 2026, the Company had no cash and cash equivalents.

(e) Prepaid Expenses

As of August 31, 2026 and August 31, 2025, the Company had $49,960 and $32,325 in prepaid expenses, respectively. The Company’s prepaid expenses as of August 31, 2026, consisted primarily of payments for website blog development services, website technical support expenses, marketing services and server lease. The Company’s prepaid expenses as of August 31, 2025, consisted primarily of payments made to a developer for website development services which were rendered in September 2025.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include the Company’s own data.

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

The Company has entered into no contractual commitments as of August 31, 2026 and was not subject to any legal proceedings during the period from June 16, 2025 (inception) to August 31, 2026.

(i) Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606, “Revenue from Contracts with Customers”. In accordance with ASC 606 revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. The Company recognizes revenues following the five-step model prescribed under Accounting Standards Update (“ASU”) No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

The Company generates revenue primarily from (i) providing customers access to its API platform and (ii) the sale of API licenses:

(i)	The Company’s performance obligation generally consists of providing continuous access to its API platform over the contractual service period. Because customers simultaneously receive and consume the benefits of the Company’s services as the services are provided, revenue is recognized over time, generally on a straight-line basis over the applicable subscription or service period. Amounts billed or collected in advance of revenue recognition are recorded as deferred revenue and recognized as revenue as the related services are provided.

(ii)	Revenue from the sale of licenses is recognized at a point in time when the license is made available to the customer and the customer is able to use and benefit from the licensed intellectual property, provided that the related performance obligation has been satisfied. Accordingly, when payment is received and control of a distinct right-to-use license transfers to the customer, the Company recognizes the associated license revenue in full at that time, rather than ratably over the stated license term. This treatment applies when the license provides the customer with a right to use functional intellectual property as it exists when granted and the Company has no substantive ongoing obligation that significantly affects the licensed intellectual property or represents a separate promised service.

For the year ended August 31, 2026, the Company recognized total revenue of $49,731, consisting of $9,731 from API platform access and related services and $40,000 from the sale of API licenses.

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

As of August 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of August 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

(l) Operating Segment

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information on a consolidated basis for purposes of evaluating financial performance, allocating resources, and making operating decisions.

The Company has determined that it operates as a single operating and reportable segment. As the Company operates as a single operating segment, all significant operating decisions and resource allocations are based upon analysis of the Company as one operating unit.

The CODM assesses performance and allocates resources based on net loss, cash flows, operating expenditures, liquidity needs, and strategic objectives. The CODM regularly reviews operating expenses, professional fees, software costs, and general and administrative expenses. The measure of segment profit or loss reviewed by the CODM is net loss, which is reported in the accompanying statements of operations.

(m) Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

(n) Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

We have reviewed the issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)”: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit as of August 31, 2026, limited revenue, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has a short operating history, has generated limited revenue, and depends on advances from its director and additional financing to fund operations; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds through additional public or private offerings, loans from our director, and other financing. The Company completed its registered offering on July 27, 2026. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Note 4 – Intangible Assets

The Company's intangible assets include website and software development costs.

On September 30, 2025, the Company capitalized $23,655 in website development costs. These costs are being amortized on a straight-line basis over their estimated useful life of three years. For the year ended August 31, 2026, the Company recognized amortization expense of $7,228.

On February 3, 2026, and August 16, 2026, the Company capitalized $41,550 and $17,400 in software development costs, respectively. These costs are being amortized on a straight-line basis over their estimated useful life of three years. For the year ended August 31, 2026, the Company recognized amortization expense of $8,205.

As of August 31, 2026, the Company’s intangible assets were detailed as follows:

	August 31, 2026	August 31, 2025
Software Development Costs	$58,950	$-
Website Development Costs	23,655	-
Accumulated Amortization	(15,433)	-
Total	$67,172	$-

As of August 31, 2026, expected amortization expense for intangible assets was as follows:

Fiscal Year End	Expected Amortization Expense
August 31, 2027	$27,535
August 31, 2028	$27,535
August 31, 2029	$12,102

Note 5 – Related Parties Transactions

The table below sets forth the related parties and their relationships with the Company as of August 31, 2026:

Name of related parties	Relationship with the Company
Lauro Roldan Cruz Membreno	President, Director, Controlling shareholder

(a) Founder Shares

On August 7, 2025, the Company issued 3,000,000 common shares at $0.003 per share to its sole director and President, Lauro Roldan Cruz Membreno. The Company received net proceeds of $9,000 in payment of the shares.

(b) Related Party Loans

The amounts due to related parties are as follows:

	August 31, 2026	August 31, 2025
Lauro Roldan Cruz Membreno	$88,388	$15,389

Amounts due to the Company’s President represent advances made to the Company for operational purposes. As of August 31, 2026, Lauro Roldan Cruz Membreno has loaned to the Company $88,388, of which $72,999 was advanced to the Company during the year ended August 31, 2026. As of August 31, 2025, Lauro Roldan Cruz Membreno has loaned to the Company $15,389, of which $15,389 was advanced to the Company for the period from June 16, 2025 (inception) through August 31, 2025.

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

In June 2026 the Company issued 944,000 shares of common stock for cash proceeds of $21,240 at $0.0225 per share.

In July 2026 the Company issued 316,000 shares of common stock for cash proceeds of $7,110 at $0.0225 per share.

There were 5,312,000 and 3,000,000 shares of common stock issued and outstanding as of August 31, 2026 and August 31, 2025, respectively. The shares issued from March to July 2026 were sold pursuant to the Company's registration statement on Form S-1, declared effective on March 9, 2026. The offering closed on July 27, 2026.

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

Note 8 – Income Taxes

Mira Qon Corporation is a Wyoming company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Wyoming.

For the year ended August 31, 2026, and the period from June 16, 2025 (inception) to August 31, 2025, the provision for income taxes consisted of the following:

For the period from
June 16, 2025
	For the year ended	(inception) through
	August 31, 2026	August 31, 2025
Current:
Federal income tax expense	$-	$-
State income tax expense	-	-
Foreign income tax expense	-	-
Total current	-	-
Deferred:
Federal income tax expense	-	-
State income tax expense	-	-
Foreign income tax expense	-	-
Total deferred	-	-
Total income tax expense	$-	$-

The reconciliation between the Company’s effective tax rate on income from operations and the statutory tax rate is as follows:

For the period from June
	For the year ended		16, 2025 (inception)
	August 31, 2026		through August 31, 2025
	Amount	Percentage	Amount	Percentage
Income taxes at statutory federal rate	$(7,651)	(21)%	$(45)	(21)%
State and local taxes, net of federal income tax effect	-	-%	-	-%
Foreign tax effects	-	-%	-	-%
Valuation allowance	7,651	21%	45	21%
Provision for income taxes	$-	-%	$-	-%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

		For the period from
		June 16, 2025
	For the year ended	(inception) through
	August 31, 2026	August 31, 2025
Deferred tax assets:
Net operating loss (“NOL”)	$36,431	$214
Valuation allowance	(36,431)	(214)
Deferred tax assets, Net	$-	$-

As of August 31, 2026, the Company had approximately $36,645 of federal net operating loss carryforwards available to offset future taxable income, subject to applicable limitations.

The components of loss before income taxes, determined by tax jurisdiction, are as follows:

		For the period from
		June 16, 2025
	For the year ended	(inception) through
	August 31, 2026	August 31, 2025
Federal	$(36,431)	$(214)
State	-	-
Foreign	-	-
Total	$(36,431)	$(214)

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after August 31, 2026, the balance sheet date, up to October 30, 2026, the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of us are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of August 31, 2026.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exist for the following reasons:

1)	Lack of an independent audit committee and independent financial oversight. The Company has not established a separately designated audit committee of the Board of Directors. Although the Company is not currently required by applicable law or exchange-listing standards to maintain an audit committee, management believes that an audit committee, including at least one member with financial expertise and independent oversight responsibilities, would enhance the Company’s entity-level controls over financial reporting. Currently, the Board of Directors performs the functions customarily performed by an audit committee. However, the Board does not include a director who is independent of management and who can provide independent oversight of management’s financial reporting, accounting, internal-control, and audit-related activities. The absence of an independent audit committee, or an independent director performing equivalent oversight functions, limits the Company’s ability to provide effective independent oversight of management’s financial reporting processes and internal-control environment.

2)	Inadequate controls over cash and cash disbursements. The Company did not maintain adequate controls over cash as of August 31, 2026. Specifically, the Company did not adequately segregate duties among personnel responsible for initiating, authorizing, recording, and reconciling cash transactions. In addition, the Company did not consistently require dual authorization or dual-signature requirements for withdrawals, transfers, or other disbursements from its bank accounts. Although the Company’s cash activity and number of banking transactions were limited during the period, the limited volume of transactions does not eliminate the risk that unauthorized, inaccurate, or improperly recorded cash transactions could occur and not be prevented or detected on a timely basis.

3)	The Company did not implement appropriate information technology controls - As of August 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to theft, misplacement, system failure, or other unforeseen events.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control- Integrated Framework issued by COSO. Management is evaluating potential remediation measures to address the material weaknesses described above.

Note: This 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because, as a non-accelerated filer, we are not required to provide such an attestation report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended August 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director, Executive Officer, Promoter and Control Person

The name, age and titles of our executive officer and Director are as follows:

Name	Age	Position
Cruz Membreno Lauro Roldan	40	President, Treasurer, Secretary and Director
Conde De Torrefiel 5 2 6, 46019 Valencia, Spain		(Principal Executive, Financial and Accounting Officer)

Cruz Membreno Lauro Roldan, 40

Cruz Membreno Lauro Roldan has served as our Director since the inception of Mira Qon Corporation on June 16, 2025.

Education
Cruz Membreno Lauro Roldan graduated from Colegio Tecnico Honduras, Tegucigalpa, in 2004. He also holds a Bachelor’s degree in Civil Engineering from Universidad Tecnologica Centroamericana (UNITEC), completed in 2011.

Professional Experience

Prior to joining Mira Qon Corporation, he gained extensive hands-on experience in the construction industry. From 2016 to 2020, Cruz Membreno Lauro Roldan was employed at WP Construcciones Mediterráneo as a site workforce technician. From 2020 to 2023, Cruz Membreno Lauro Roldan has been employed at Revestimientos y Protecciones JYE, Convalturia as a specialist in coatings and surface protection. From 2023 to 2024, he served as Senior Engineer, Infrastructure Systems at Fluor Corporation, where he contributed to multidisciplinary engineering oversight, construction systems integration, and field-level project validation. Previously, he worked at Inversiones Modernas S.A. (2014–2016) as a construction operations aide.

Role at Mira Qon Corporation

As Director and Executive Officer, he oversees the strategic and operational management of the Company, including planning, development of the service, and coordination of ongoing operations. Initially, our sole Director intends to devote 40 hours a week to planning and organizing the activities of Mira Qon Corporation. As the Company expands and attracts customers, Cruz Membreno Lauro Roldan agreed to commit forty hours per week to the business. He is not engaged in any full-time employment or significant business commitments apart from his responsibilities at Mira Qon Corporation.

Our Director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Wyoming Revised Statues. Our officer is appointed by our Director and hold office until removed by the Board or until their resignation.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees, promoters, or control persons have been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Family Relationships

There are no family relationships among any of our officers or directors.

Significant Employees

The Company has no significant employees. All management and administrative functions are performed by our sole director, who does not have a written employment agreement with the Company.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers. Such policies are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy is filed as an exhibit to this Report on Form 10-K.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics, approved by the Board of Directors, that applies to all of its officers and directors, including those officers responsible for financial reporting. The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Report on Form 10-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows all of the compensation awarded to or earned by or paid to our named executive officers for fiscal year ended August 31, 2026 and the period from June 16, 2025 (inception) through August 31, 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Cruz Membreno Lauro Roldan	2026	-	-	-	-	-	-	-	-
President, Treasurer, Secretary and Director	2025	-	-	-	-	-	-	-	-

Employment Agreements

As of August 31, 2026, there were no formal employment agreements between the Company and its executive officers.

Outstanding Equity Awards

There were no outstanding equity incentive plan awards held by any named executive officer as of August 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based solely upon information made available to us, the following table sets forth information as of the date of this Report regarding the beneficial ownership of our voting securities by:

● each person known by us to be the beneficial owner of more than 5% of any class of our outstanding voting securities;

● each of our named executive officers and directors; and

● all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 5,312,000 shares of common stock issued and outstanding as of October 30, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	% of Common Stock
Cruz Membreno Lauro Roldan	3,000,000	56.476%
Conde De Torrefiel 5 2 6, 46019 Valencia, Spain

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 7, 2025, the Company issued 3,000,000 common shares at $0.003 per share to its sole director and President, Lauro Roldan Cruz Membreno. The Company received net proceeds of $9,000 in payment of the shares.

Amounts due to the Company’s President represent advances made to the Company for operational purposes. As of August 31, 2026, Lauro Roldan Cruz Membreno has loaned to the Company $88,388, of which $72,999 was advanced to the Company during the year ended August 31, 2026. As of August 31, 2025, Lauro Roldan Cruz Membreno has loaned to the Company $15,389, of which $15,389 was advanced to the Company for the period from June 16, 2025 (inception) through August 31, 2025.

Item 14. Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2026, and the period from June 16, 2025 (inception) through August 31, 2025, the Company’s independent public accounting firm was Aloba, Awomolo & Partners.

The aggregate fees billed by our independent registered public accounting firms for the fiscal year ended August 31, 2026, and the period from June 16, 2025 (inception) through August 31, 2025, for the categories of services indicated are as follows:

Fees	August 31, 2026	August 31, 2025
Audit Fees (1)	$13,063	$-
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
Other Fees (4)	-	-
Total Fees	$13,063	$-

(1)	Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, review of our Registration Statement on and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRA QON CORPORATION

Date: October 30, 2026	By:	/s/ Lauro Roldan Cruz Membreno
	Name:	Lauro Roldan Cruz Membreno
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MIRA QON CORPORATION

Date: October 30, 2026	By:	/s/ Lauro Roldan Cruz Membreno
	Name:	Lauro Roldan Cruz Membreno
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)